Form 10-K/A
period 1998-12-31
COMMERCIAL MORTGAGE PASS THROUGH CERT SERIES 1998 GL II
filed 1999-06-11
CIK 1062175

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


By: /s/ Russell Goldenberg
Name:  Russell Goldenberg
Title: Senior Vice President
Dated: March 30, 1999



EXHIBIT INDEX


Exhibit No.     Description

99.1   Servicer's Annual Statement of Compliance
99.2 Servicer's Independent Accountants' Report on Servicer's servicing activities

GMAC Commercial Mortgage Corporation 150 South Wacker Drive, 28th Floor Chicago, IL 60606 Tel. 312-845-8539 Fax 312-845-8617

Diane M. Norberg
Vice President
CMBS Compliance


GS Mortgage Securities Corporation II
Series 1998-GLII
Annual Statement as to Compliance
For the Period of May 11 through December 31,1998

Pursuant to Section 3.14 of the Pooling and Servicing Agreement governing the referenced transaction, I hereby attest that:

A review of the activities of GMAC Commercial Mortgage Corporation as Master Servicer during the period, and of its performance under this Pooling and Servicing Agreement, has been made under my supervision.

To the best of my knowledge, based on such review, GMAC Commercial Mortgage Corporation as Master Servicer, has fulfilled in all material respects its obligations under this Pooling and Servicing Agreement throughout the period.

GMAC Commercial Mortgage Corporation as Master Servicer has maintained an effective internal control system over the servicing of mortgage loans.

iv.	GMAC Commercial Mortgage Corporation, as Master Servicer, has received no notice regarding qualifications, or challenging the status, of any portion of the Trust Fund as a REMIC from the Internal Revenue Service or any other governmental agency or body.

BY:

Diane M. Norberg
Vice President
GMAC Commercial Mortgage Corporation

Date:



PRICEWATERHOUSECOOPR

Report of Independent Accountants

February 24, 1999

To the Board. of Directors and Shareholder of GMAC Commercial Holding Corp.

NcewaterhouseCoo per% LLP 1177 Avenue o( the Americas New York NY 10036 Telephone (212) S96 8000

Facsimile (212) 596 8910


We have examined the accompanying management assertion, dated February 24, 1999, about GMAC Commercial Holding Corp.'s (the "Company-) compliance with its established minimum servicing standards ("Servicing Policy,") as of and for the year ended December 31, 1998. Management is responsible for the Company's compliance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. our examination does not provide a legal determination on the Company's compliance with the Servicin

In our opinion, management's assertion that the Company complied with the aforementioned Servicing Policy as of and for the year ended December 31, 1998 is fairly stated, in all material respects.